Form 10-K
period 2020-12-31
STRUCTURED PRODUCTS CORTS TRUST FOR JC PENNEY DEBENTURES
filed 2021-02-25
CIK 1283602

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.         ☐

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

Underlying Securities Issuer(s) or Guarantor, or successor thereto	Exchange Act File Number
Old Copper Company, Inc. (formerly known as J.C. Penney Company, Inc.)	001-15274

PART I

Item 1.	Business

None.

Item 1A.	Risk Factors

None.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

None.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Certificates representing investors’ interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

The Certificates were removed from listing on the New York Stock Exchange as evidenced by Form 25 on June 4, 2020 following the filing by J.C. Penney Company, Inc. as a debtor under the United States Bankruptcy Code.

Item 6.	Selected Financial Data

None.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Not Applicable.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

None.

Item 8.	Financial Statements and Supplementary Data

None.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Not applicable.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

None.

Item 11.	Executive Compensation

Not Applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 201(d) of Regulation S-X: Not applicable.
Information required by Item 403 of Regulation S-X: None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

None.

Item 14.	Principal Accounting Fees and Services

Not Applicable.

PART IV

Item 15.		Exhibits, Financial Schedules and Reports on Form 8-K

(a)		The following documents are also filed as part of this Report:

	3.	Exhibits:

		31.1	Certification by President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		99.1	Annual Compliance Report by Trustee.

(b)		The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:

1.	Trustee’s Distribution Statement for the March 2, 2020 Distribution Date filed on Form 8-K on March 6, 2020.
2.	Trustee’s Notice Statement for the April 9, 2020 Notice and Direction with respect to an affiliate exchange right filed on Form 8-K on April 13, 2020.
3.	New York Stock Exchange Notice Statement for the June 4, 2020 notice of removal from listing of Corporate-Backed Trust Securities (CorTS) Certificates (Relating to J.C. Penney Company, Inc. 7 5/8% Debentures due March 1, 2097) filed on Form 25 on June 4, 2020.
4.	Trustee’s Distribution Statement for the September 1, 2020 Distribution Date filed on Form 8-K on September 15, 2020. Please note, that Items 4 and 5 of Exhibit 1 to the September 1, 2020 Form 8-K failed to reflect the exercise of the exchange right on April 13, 2020, as reflected in the Form 8-K filed on such date. Accordingly, as of September 1, 2020, the aggregate principal amount of debentures held in trust was $98,854,000 and 3,954,160 of Certificates representing $98,854,000 aggregate Certificate Principal Balance were outstanding.

(c)	See item 15(a)(3) above.

Item 16.	Form 10-K Summary:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Structured Products Corp., as Depositor

Dated: February 24, 2021	By:	/s/ Peter Aherne
	Name:	Peter Aherne
	Title:	President (senior officer in charge of securitization function of the Depositor)

EXHIBIT INDEX

Exhibit		Page
31.1	Certification by President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.1	Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241.