Form 10-K
period 2021-12-31
STRUCTURED PRODUCTS CORTS TRUST FOR JC PENNEY DEBENTURES
filed 2022-03-30
CIK 1283602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	Commission File Number:
December 31, 2021	001-32111

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

Securities registered pursuant to Section 12(b) of the Act: None

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

Yes ☒	No	☐

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

Old Copper Company, Inc. (formerly known as J.C. Penney Company, Inc.) is the issuer of the securities relating to the Certificates.  Old Copper Company, Inc. and certain of its subsidiaries commenced voluntary cases under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas.  The plan of reorganization of Old Copper Company, Inc. became effective January 30, 2021.

No distributions were made on the Certificates in 2021.  Reference is made to the plan of reorganization of Old Copper Company for further information as to the treatment of the debentures relating to the Certificates.

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

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Not Applicable.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

None.

Item 8.	Financial Statements and Supplementary Data

None.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Not applicable.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

None.

Item 11.	Executive Compensation

Not Applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 201(d) of Regulation S-X: Not applicable.
Information required by Item 403 of Regulation S-X: None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

None.

Item 14.	Principal Accounting Fees and Services

Not Applicable.

PART IV

Item 15.		Exhibits, Financial Schedules and Reports on Form 8-K

(a)		The following documents are also filed as part of this Report:

	3.	Exhibits:

		31.1	Certification by President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		99.1	Annual Compliance Report by Trustee.

(b)		The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:

1.	Trustee’s Distribution Statement for the March 1, 2021 Distribution Date filed on Form 8-K on March 9, 2021.
2.
Trustee’s Distribution Statement for the September 1, 2021 Distribution Date filed on Form 8-K on September 13, 2021.  Please note, that Items 4 and 5 of Exhibit 1 to the September 1, 2021 Form 8-K failed to reflect the exercise of the exchange right on April 13, 2020, as reflected in the Form 8-K filed on such date. Accordingly, as of September 1, 2021, the aggregate principal amount of debentures held in trust was $98,854,000 and 3,954,160 of Certificates representing $98,854,000 aggregate Certificate Principal Balance were outstanding.

(c)	See item 15(a)(3) above.

Item 16.	Form 10-K Summary:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Structured Products Corp., as Depositor

Dated: March 16, 2022	By:	/s/Jeffrey Kania
	Name:	Jeffrey Kania
	Title:	President (senior officer in charge of securitization function of the Depositor)

EXHIBIT INDEX

Exhibit		Page
31.1	Certification by President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.1	Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241.